Form 10-K
period 2025-12-31
Benchmark 2024-V5 Mortgage Trust
filed 2026-03-16
CIK 2004982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

With respect to the pari passu loan combinations that include the Warwick New York Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan, the Galleria at Tyler Mortgage Loan, the Tysons Corner Center Mortgage Loan and the Garden State Plaza Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Warwick New York Mortgage Loan, LNR Partners, LLC as special servicer of the Philadelphia Marriott Downtown Mortgage Loan and the Galleria at Tyler Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 and Trimont LLC as primary servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Warwick New York Mortgage Loan, LNR Partners, LLC as special servicer of the Philadelphia Marriott Downtown Mortgage Loan and the Galleria at Tyler Mortgage Loan, Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan, Argentic Services Company LP as special servicer of the Garden State Plaza Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 and Trimont LLC as primary servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.32       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan

33.33       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan

33.34       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 33.4)

33.36       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.32)

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

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.43       Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.44       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 33.4)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 33.26)

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

34.32       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan

34.33       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan

34.34       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 34.4)

34.36       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.32)

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

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.43       Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.44       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 34.4)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 34.26)

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

35.14       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan

35.16       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 35.15)

35.18       Argentic Services Company LP, as Special Servicer of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.1)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.21       Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.22       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.6         Co-Lender Agreement, dated as of December 12, 2023, between Deutsche Bank AG, New York Branch, as an Initial Note A Holder, Bank of Montreal, as an Initial Note A Holder, JPMorgan Chase Bank, National Association, as an Initial Note A Holder, and Goldman Sachs Bank USA, as an Initial Note A Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on January 23, 2024 under Commission File No. 333-260277-05 and incorporated by reference herein).

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

Date: March 16, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 16, 2026